Form 10QSB
period 1999-06-30
SIGNATURE MOTORCARS INC /TA
filed 1999-07-27
CIK 1010626

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
 1934 For the Quarterly Period ended June 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the tr


                           Commission File No. 2-42114

                            SIGNATURE MOTORCARS, INC.
                         --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                   (Formerly International Royalty & Oil Co.)



               Nevada                                   75-1310613
          ---------------                         --------------------
     (State or other jurisdiction of          (I.R.S.. Employer I.D. No.)
     incorporation or organization)


                   7738 Forest Lane, #102, Dallas, Texas      75230
                 ----------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


                                 (972) 386-7700
                              --------------------
                 Issuer's telephone number, including area code


     Check whether the issuer: (1) filed all  reports  required to  be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES        NO XX


    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

 As of July 16, 1999, Signature had outstanding 7,449,835 shares of its common stock, par value $0.0167 per share.

                                TABLE OF CONTENTS


                                     PART I



ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS.................................4


                                     PART II

PART II - OTHER INFORMATION....................................................5


SIGNATURES.....................................................................5








                      [THIS SPACE INTENTIONALLY LEFT BLANK]

PART 1.

FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


The financial statements included herein have been prepared by Signature Motorcars, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The financial statements should be read in conjunction with the financial statements and notes thereto included in Signature's SEC Form 10KSB for the period ended September 30, 1998.









                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                               SIGNATURE MOTORCARS, INC.
                                   BALANCE SHEETS
                                     (UNAUDITED)


                                                ASSETS


                                    June 30, 1999            September 30, 1998
                                    --------------------------------------------
Current Assets:
         Cash                        $       81               $        173
                                     ------------              -----------

Total Current Assets                         81                        173

Net Assets from
         Discontinued Operations         24,446                     24,446
                                     -----------              ------------

         TOTAL ASSETS                $   24,527                $    24,619
                                     =============             ===========


                                      LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts Payable and
         accrued Liabilities         $   15,200               $      4,800
                                     -------------            ------------

         TOTAL LIABILITIES               15,200                      4,800

Stockholders' Equity:
         Common Stock                   124,867                    106,860
         Additional Paid in Capital   7,367,722                  7,442,102
         Retained Earnings           (7,483,262)                (7,459,883)
                                     ------------             ------------
                                          9,327                     89,079

         Less Treasury Stock                                       (69,260)

Stockholders' Equity (Deficit)            9,327                     19,819
                                     ------------             ------------

TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY             $   24,527               $     24,619
                                     ============             =============

                                                       SIGNATURE MOTORCARS, INC.

                                                       STATEMENTS OF OPERATIONS
                                                 Quarters Ended June 30, 1999 and 1998

                                                             (UNAUDITED)

                                               Three Months     Nine Months       Three Months    Nine Months
                                                  Ended June 30, 1999                 Ended June 30, 1998
                                      ------------------------------------------------------------------------

Revenues:
   Miscellaneous Income                 $            90     $       230            $      60      $      335
                                              -----------     ------------          ---------      ---------

   Total Revenues                                    90             230                   60             335
                                              -----------     ------------          ---------      ---------


Operating Expenses:

   General & Administrative                       5,120          20,199               10,234          24,201
                                              -----------     -----------           ---------      ---------

     Loss From Operations                        (5,030)        (19,969)             (10,174)        (23,866)
                                              ----------      -----------           ---------      ---------

Other Income (Expense):
   Interest Expense                                 900           2,700                  900           4,200
   Gain on Sale of Assets                            -               -                     -          25,000
                                              -----------     -----------           ---------      ---------

   Total Other Income (Expense)                    (900)         (2,700)                (900)         20,800
                                              -----------     -----------           ---------      ---------

   Loss From Continuing Operations               (5,930)        (22,669)             (11,074)         (3,066)
                                              -----------     -----------            --------      ---------

Discontinued Operations                              67            (206)                  53               8
                                              -----------     -----------           ---------      ---------

         Net Income/(Loss)              $       ( 5,863)    $   (22,875)           $  (11,021)    $   (3,058)
                                              ===========     ===========           ===========    ==========

Income (Loss) Per Common Share:
       From Continuing Operations       $         (0.00)    $     (0.00)           $    (0.00)    $    (0.00)
                                                  ======          ======                ======         ======
       Net Income/(Loss)                $         (0.00)    $     (0.00)           $    (0.00)    $    (0.00)
                                                  ======          ======                ======         ======

Weighted Average Common
     Shares Outstanding                       6,569,470       6,516,561             3,273,835      3,156,502
                                            ============    ============           ===========     ==========

                                                SIGNATURE MOTORCARS, INC.

                                                 STATEMENTS OF CASH FLOWS
                                          Quarters Ended June 30, 1999 and 1998

                                                        (UNAUDITED)

                                                                          1999                1998
                                                               -------------------------------------------

Cash flows from operating activities:
  Net Income/(Loss)                                                $    (22,875)        $   (3,058)

  Adjustments to reconcile net lost
  to net cash provided by (used in)
  operating activities:
      Shares issued for services                                          2,859                -

Changes in operating assets and Liabilities:
         Accrued Liabilities                                             17,924             14,217
                                                                    ------------         ----------
             Net cash provided by (used in) operating activities         (2,092)            11,159
                                                                    ------------         ----------

Cash flows from investing activities:
         Investment in oil and gas properties                               -              (20,500)
                                                                    ------------         ----------
Cash flows from financing activities:
   Issuance of common stock                                               2,000            10,000
                                                                    ------------         ----------

Net Increase (decrease) in cash and cash equivalents                        (92)              659

Cash at beginning of period                                                 173               284
                                                                    ------------         ----------

         Cash at end of period                                     $         81         $     943
                                                                    ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Caution Respecting Forward-Looking Information

This Form 10-QSB  includes  "forward-looking"  statements  within the meaning of
Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10-QSB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In the Form 10-QSB, the words "anticipates," "believes, "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

Overview

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations in Signature's annual report on Form 10-KSB for the year ended September 30, 1998.

Oil prices continued to decline during the first quarter of the fiscal year so management shifted its focus to securing a merger/acquisition candidate. Management continued to reviewed and investigate additional merger candidate possibilities. As of June 30, 1999 no agreements or contracts were formalized or executed.

Signature is suffering from shortages of working capital, indebtedness and due or past due current liabilities. The Company is in need of additional investment capital, strategic alliances, or a sale, or merger/acquisition.

Liquidity and Capital Resources

As discussed in the Overview above and as outlined in the Form 10-KSB for fiscal year September 30, 1998 including its financial statements, the Company's operating losses and its working capital deficit raise doubt about its ability to continue as a going concern.

During the year ended September 30, 1998, the Company began acquiring oil and gas properties with the intention of developing the properties and becoming an oil and gas producer. However, with the drop in oil prices during the period, the Company has decided to discontinue those operations. Accordingly, the oil and gas operations are reported as discontinued in the accompanying statement of operations and the net oil and gas assets are reported in the accompanying balance sheet as net assets of discontinued operations. The Company's assets as of June 30, 1999 were $24,527, and its liabilities were $15,200.

Results of Operations

The Company has suffered continuing net losses from operations and has a deficit in working capital as of June 30, 1999. As explained above, without a merger partner, the Company has nominal operations. The Company is dependant on a merger partner or raising additional funds in order to provide capital for the Company to continue as a going concern. The Company has had nominal revenues from oil and gas activities for the three months ended June 30, 1999 and 1998.

Impact of the Year 2000 Issue

The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may lead to incorrect calculations, functions or system failure. The widespread use of computer programs that rely on these two-digit date programs to perform computations and decision-making functions may cause information technology systems to malfunction in and around the year 2000. Such malfunctions may lead to significant business delays in the U.S. and internationally. The problem exists for many kinds of software, including software for mainframes, PCs and embedded systems. Many normal business activities will potentially be impacted because information necessary to monitor and control various operations is controlled by computers.

The Company has studied and tested its technologies systems impacted by the Year 2000 transition. The Company believes that its systems are Year 2000 compliant. However, variability of hardware and software combinations may lead to unforeseen problems. The Company does not believe that any problems that arise with internal systems will be material or will require more than minimal costs to overcome.

The Company's vendors are various and diverse and the bulk of the items purchased by the Company are widely available. There are no problems which are expected to arise due to vendors' failure to be Year 2000 compliant because auxiliary channels should be available to the Company to acquire its supplies, parts and other needs from other vendors should any particular vendor have a problem due to noncompliance.

Due to the nature of the Company's business and its information and accounting systems, costs to bring its systems into compliance have been immaterial.

PART II. - OTHER  INFORMATION

NONE


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SIGNATURE MOTORCARS, INC.
                                     (Registrant)


Date: July 16, 1999                  /s/ William R. Miertschin
                                     --------------------------
                                     By: William R. Miertschin, President, Chief
                                         Executive Officer, Principal Accounting
                                         Officer, Principal Financial Officer